Form 10-Q
period 2009-06-30
Mickland, Inc.
filed 2009-08-14
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Mickland, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3452407
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

245 East Front Street
Suite A
Statesville, NC 28677
(Address of principal executive offices)

(704) 495-3101
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At August 11, 2009, there were 1,000,000 shares outstanding of the registrant’s common stock.

i

MICKLAND, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2009

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008 (audited)	F-1

Statements of Operations for the three and six months ended June 30, 2009 and for the period from October 13, 2008 (inception) to June 30, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit as of June 30, 2009 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2009 and for the period from October 13, 2008 (inception) to June 30, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon senior securities	16

Item 4. Submissions of matters to a vote of securities holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Exhibit 31.1
Exhibit 32.1

ii

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

ASSETS	June 30, 2009 (unaudited)	December 31, 2008 (audited)

Current Assets
Cash and equivalents	$100	$-0-

TOTAL ASSETS	$100	$-0-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$1,286	$5,051
Notes payable – related party	9,770	4,000
Total current liabilities	11,056	9,051

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Stock subscription receivable	-0-	(100)
Deficit accumulated during the development stage	(11,056)	(9,051)
Total stockholder’s deficit	(10,956)	(9,051)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$-0-

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and six months ended June 30, 2009
Period from October 13, 2008 (inception) to June 30, 2009

	Three Months Ended June 30, 2009	Six months ended June 30, 2009	Period from October 13, 2008 (inception) to June 30, 2009

Revenues:	$-0-	$-0-	$-0-

Expenses:
Professional fees	1,270	1,770	10,770
Interest expense	156	235	286
Total expenses	1,426	2,005	11,056

Net Loss	$(1,426)	$(2,005)	$(11,056)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)

Period from October 13, 2008 (Inception) to June 30, 2009

	Common stock
	Shares	Amount	Stock subscription receivable	Deficit accumulated during the development stage	Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,051)	(9,051)
Balance, December 31, 2008	1,000,000	100	(100)	(9,051)	(9,051)
Payment for stock subscription	-	-	100	-	100
Net loss for the period	-	-	-	(2,005)	(2,005)
Balance, June 30, 2009	1,000,000	$100	$-0-	$(11,056)	$(10,956)

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended June 30, 2009
Period from October 13, 2008 (Inception) to June 30, 2009

	Six months ended June 30, 2009	Period from October 13, 2008 (inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,005)	$(11,056)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(3,765)	1,286
NET CASH (USED IN) OPERATING ACTIVITIES	(5,770)	(9,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	5,770	9,770
Proceeds from sales of common stock	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,870	9,870

NET INCREASE IN CASH	100	100

CASH, BEGINNING OF PERIOD	-0-	-0-
CASH, END OF PERIOD	$100	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Mickland, Inc. is a development stage company and was incorporated in Nevada on October 13, 2008.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The Company is considered to be a development stage company.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended December 31, 2008.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2009 and December 31, 2008 the Company had $100 and $0 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and notes payable to a relate dparty. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Basic loss per share
Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at June 30, 2009 and Dccember 31, 2008:
	June 30, 2009	December 31, 2008
Accrued professional fees Accrued interest- related party	$1,000 286	$5,000 51
Total accrued expenses and interest	$1,286	$5,051

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received $4,000, $5,000 and $770 under notes payable from Loftum, LLC on November 4, 2008, April 21, 2009, and June 30, 2009.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $11,000 at June 30, 2009, and will expire beginning in the year 2028.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,740
Valuation allowance	(3,740)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Mickland, Inc. has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement filed on Form 10 with the Securities and Exchange Commission on July 6, 2009. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview
MICKLAND, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on October 13, 2008.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing of this registration statement on Form 10 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

We were organized to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Our sole officer and director currently serves as an officer of another development stage public company with the business purpose of acquiring a Target Business but have never been affiliated with a public shell company that has completed a Business Combination.

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We do not have any specific Business Combination under consideration.  We have not identified or been provided with the identity of, or had any direct or indirect contact with, potential targets.  Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so after the effective date of this Registration Statement.  Our efforts to identify a prospective Target Business will not be limited to a particular industry or geographic location.

Results of Operations for the Quarter ending June 30, 2009

Assets

Currently, we have $100 in cash as our only asset.

Operating Expense

Total operating expenses for the three months ended June 30, 2009, were $1,429 compared to expenses for the period ended June 30, 2009 of $11,056 since inception.     Total operating expenses for the six months ended June 30, 2009 were $2,005.   The decrease is attributed to the initial startup costs in October 2008.

Net Loss

Net loss for the three months ended June 30, 2009 was $(1,429) compared to the period ended June 30, 2009 since inception of $(11,056).  Net loss for the six months ended June 30, 2009 was $(2,005). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At June 30, 2009, we had $100 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended June 30, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 6, 2009. During the three months ended June 30, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY
General.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period until we identify a Target Business and enter into a Business Combination, if ever.  A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

We have not identified a target business or target industry.

To date, we have not selected any Target Business or target industry on which to concentrate our search for a Business Combination.  Our officer and director has not engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar Business Combination with us, nor have we been approached by any candidates (or representatives of any candidates) with respect to a possible Business Combination with us.  Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable Target Business, nor have we engaged or retained any agent or other representative to identify or locate such a Target Business.

We have not conducted any research with respect to identifying the number and characteristics of the potential Target Business candidates.  As a result, we cannot assure you that we will be able to locate a Target Business or that we will be able to engage in a Business Combination with a Target Business on favorable terms.

We will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management expects that Target Business candidates could be brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates.  Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis.  Our officer and director, as well as his affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will our existing officer and director or stockholders, or any entity with which any of them is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they may render in order to effectuate, the consummation of a Business Combination. After the effective date of this Registration Statement, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

•	financial condition and results of operations;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities.  We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the Target Business seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed will result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not be benefit from the possible spreading of risks or offsetting of losses.  By consummating a Business Combination with a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

To a significant degree, our security holders will rely on management’s evaluation of a Target Business in making the decision to enter into a Business Combination.   Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period.  Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate.  In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of our officer and director, if any, in the Target Business following a Business Combination cannot presently be stated with any certainty.

Given our current resources, we will likely seek a Business Combination with a privately-held company.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business.  In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all of the outstanding stock of the Target Company.  Upon the consummation of such a transaction, the Target Company would be a wholly owned subsidiary of our Company.  In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

Although the terms of an acquisition of a Target Business cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code").  One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock.  Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company.  This could result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

In the case of a statutory merger or consolidation directly involving the Company, it might be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock.  The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction, which we may not be able to fund, and will also give rise to certain appraisal rights to dissenting stockholders.  Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination.  As part of such a transaction, all or a majority of the Company's then director(s) may resign and new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition.

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business.  We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective.  Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, human and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.  Our management currently serve as management of a shell company that registered its class of common stock under the Exchange Act prior to the effective date of our Exchange Act registration statement.  Our management’s affiliation with two shell companies raises the possibility of conflicts of interest, in that both companies may seek to take advantage of the same business opportunity.  Neither our Company nor the other shell company with which our management is affiliated has adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises between the two companies may not be decided in our favor.

While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a Target Business.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees.

We have one executive officer and he has other business interests and is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs.  The amount of time he will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than he would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  Currently, our sole officer and director serves as an officer of another shell company that has a business purpose identical to ours and that has a class of common stock registered under the Exchange Act.  Our sole officer and director will allocate his time to both companies.  To the extent that our management engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place his other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination.

Upon the effective date of this Registration Statement, our class of common stock will be registered under the Exchange Act and we will have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.  In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will not acquire a Target Business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the Target Business.  We cannot assure you that any particular Target Business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential Target Business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles.  To the extent that this requirement cannot be met, we may not be able to acquire the proposed Target Business.  While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Upon the consummation of a Business Combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the Business Combination, the terms of the transaction and a description of the business and management of the Target Business, among other things, and will include audited consolidated financial statements of the Company giving effect to the Business Combination.  Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive Officer and Chief Financial Officer as of June 30, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officers of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the ordinary conduct of our business, we are periodically subject to lawsuits, investigations and claims including, but not limited to, claims involving students or graduates and routine employment matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mickland, INC.
Date: August 11, 2009	By: /s/ Patti Johnson
Name: Patti Johnson
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2009	By: /s/ Patti Johnson
Name: Patti Johnson
Title: Director