Form 10-Q
period 2009-09-30
Mickland, Inc.
filed 2009-11-16
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

P.O. Box 6592
Statesville, NC 28687
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

At November 13, 2009, there were 1,000,000 shares outstanding of the registrant’s common stock.

MICKLAND, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED September 30, 2009

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)	F-1

Statements of Operations for the three and nine months ended September 30, 2009 and for the period from October 13, 2008 (inception) to September 30, 2009 (unaudited)	F-2

Statement of Shareholders’ Deficit as of September 30, 2009 (unaudited)	F-3

Statements of Cash Flows for the nine months ended September 30, 2009 and for the period from October 13, 2008 (inception) to September 30, 2009 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon senior securities	16

Item 4. Submissions of matters to a vote of securities holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

ASSETS	September 30, 2009 (unaudited)	December 31, 2008 (audited)

Current Assets
Cash and equivalents	$100	$-0-

TOTAL ASSETS	$100	$-0-

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$1,983	$5,051
Notes payable – related party	10,918	4,000
Total current liabilities	12,901	9,051

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Stock subscription receivable	-0-	(100)
Deficit accumulated during the development stage	(12,901)	(9,051)
Total stockholder’s deficit	(12,801)	(9,051)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$-0-

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and nine months ended September 30, 2009
Period from October 13, 2008 (inception) to September 30, 2009

	Three Months Ended September 30, 2009	Nine months ended September 30, 2009	Period from October 13, 2008 (inception to September 30, 2009

Revenues:	$-0-	$-0-	$-0-

Expenses:
Professional fees	1,648	3,418	12,418
Interest expense	197	432	483
Total expenses	1,845	3,850	12,901

Net Loss	$(1,845)	$(3,850)	$(12,901)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
Period from October 13, 2008 (Inception) to September 30, 2009

	Common stock		Stock subscription receivable	Deficit accumulated during the development stage
	Shares	Amount			Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,051)	(9,051)
Balance, December 31, 2008	1,000,000	100	(100)	(9,051)	(9,051)
Payment for stock subscription	-	-	100	-	100
Net loss for the period	-	-	-	(3,850)	(3,850)
Balance, September 30, 2009	1,000,000	$100	$-0-	$(12,901)	$(12,801)

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2009
Period from October 13, 2008 (Inception) to September 30, 2009

	Nine months ended September 30, 2009	Period from October 13, 2008 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,850)	$(12,901)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(3,068)	1,983
NET CASH (USED IN) OPERATING ACTIVITIES	(6,918)	(10,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	6,918	10,918
Proceeds from sales of common stock	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,018	11,018

NET INCREASE IN CASH	100	100

CASH, BEGINNING OF PERIOD	-0-	-0-
CASH, END OF PERIOD	$100	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2009 and December 31, 2008 the Company had $100 and $0 of cash.

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
September 30, 2009
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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at September 30, 2009 and December 31, 2008:
	September 30, 2009	December 31, 2008
Accrued professional fees Accrued interest- related party	$1,500 483	$5,000 51
Total accrued expenses and interest	$1,983	$5,051

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received $4,000, $5,000, $770, and $1,148 under notes payable from Loftum, LLC on November 4, 2008, April 21, 2009, June 30, 2009, and September 30, 2009.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended September 30, 2009, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,900 at September 30, 2009, and will expire beginning in the year 2028.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$4,390
Valuation allowance	(4,390)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 16, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Quarter ending September 30, 2009

Assets

Currently, we have $100 in cash as our only asset.

Operating Expense

Total operating expenses for the three months ended September 30, 2009, were $1,845 compared to expenses for the period ended September 30, 2009 of $12,901 since inception.     Total operating expenses for the nine months ended September 30, 2009 were $3,850.   The decrease is attributed to the initial startup costs in October 2008.

Net Loss

Net loss for the three months ended September 30, 2009 was $(1,845) compared to the period ended September 30, 2009 since inception of $(12,901).  Net loss for the nine months ended September 30, 2009 was $(3,850). The decrease in net loss is due to the aforementioned change in activities.

Liquidity and Capital Resources

At September 30, 2009, we had $100 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended September 30, 2009 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 6, 2009. During the three months ended September 30, 2009 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Employees.

We have one executive officer and she has other business interests and is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as she deems necessary to our affairs.  The amount of time she will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than she would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities.  Currently, our sole officer and director serves as an officer of another shell company that has a business purpose identical to ours and that has a class of common stock registered under the Exchange Act.  Our sole officer and director will allocate her time to both companies.  To the extent that our management engages in such other activities, she will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive Officer and Chief Financial Officer as of September 30, 2009, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

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

Mickland, INC.

Date: November 16, 2009	By:	/s/ Patti Johnson
Name: Patti Johnson
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Mickland, INC.

Date: November 16, 2009	By:	/s/ Patti Johnson
Name: Patti Johnson
Title: Director