Form 10-Q
period 2010-03-31
Mickland, Inc.
filed 2010-05-17
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
704-682-1240

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

Large accelerated filer	o	Accelerated filer	o	Non-accelerated filer	o	Smaller reporting company	þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 14, 2010, there were 1,000,000 shares outstanding of the registrant’s common stock.

MICKLAND, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2010

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009 (audited)	F-1

	Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from October 13, 2008 (inception) to March 31, 2010 (unaudited)	F-2

	Statement of Shareholders’ Deficit as of March 31, 2010 (unaudited)	F-3

	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from October 13, 2008 (inception) to March 31, 2010 (unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults upon senior securities	16

Item 4.	Submissions of matters to a vote of securities holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Exhibit 31.1
Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

ASSETS	March 31, 2010 (unaudited)	December 31, 2009 (audited)

Current Assets
Cash and equivalents	$100	$100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$2,453	$3,704
Note payable – related party	15,284	12,619
Total current liabilities	17,737	16,323

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(17,737)	(16,323)
Total stockholder’s deficit	(17,637)	(16,223)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$100

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
Period from October 13, 2008 (inception) to March 31, 2010

	Three months ended March 31, 2010	Three months ended March 31, 2009	Period from October 13, 2008 (inception) to March 31, 2010

Revenues	$-0-	$-0-	$-0-

Expenses:
Miscellaneous expenses	165	-0-	165
Professional fees	1,000	500	16,619
Interest expense	249	79	953
Total expenses	1,414	579	17,737

Net Loss	$(1,414)	$(579)	$(17,737)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000

See accompanying notes to financial statements.

MICKLAND, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (UNAUDITED)
Period from October 13, 2008 (Inception) to March 31, 2010

	Common stock		Stock subscription receivable	Deficit accumulated during the development stage
	Shares	Amount			Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,051)	(9,051)
Balance, December 31, 2008	1,000,000	100	(100)	(9,051)	(9,051)

Cash received for stock subscription	-	-	100	-	100
Net loss for the year	-	-	-	(7,272)	(7,272)
Balance, December 31, 2009	1,000,000	100	0	(16,323)	(16,223)

Net loss for the period	-	-	-	(1,414)	(1,414)
Balance, March 31, 2010	1,000,000	100	$0	$(17,737)	$(17,637)

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
Period from October 13, 2008 (Inception) to March 31, 2010

	Three months ended March 31, 2009	Three months ended March 31, 2009	Period from October 13, 2008 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,414)	$(579)	$(17,737)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(1,251)	579	2,453
NET CASH (USED IN) OPERATING ACTIVITIES	(2,665)	-0-	(15,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,665	-0-	15,284
Proceeds from sales of common stock	-0-	-0-	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,665	-0-	15,384

NET INCREASE IN CASH	-0-	-0-	100

CASH, BEGINNING OF PERIOD	100	-0-	-0-
CASH, END OF PERIOD	$100	$-0-	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10 filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009 the Company had $100 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents and accrued expenses. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

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

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at March 31, 2010 and Dccember 31, 2009:

	March 31, 2010	December 31, 2009
Accrued professional fees Accrued interest- related party	$1,500 953	$3,000 704
Total accrued expenses and interest	$2,453	$3,704

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

MICKLAND, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2010

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received various loans from Loftum, LLC totaling $15,284 during the periods ended March 31, 2010.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is the owner of 100% of the outstanding common stock of the Company. Interest expense was $249 and $79 for the periods ended March 31, 2010 and 2009, respectively.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $17,750 at March 31, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$6,035
Valuation allowance	(6,035)
Net deferred tax asset	$-

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 through the dates these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Annual Report for our year ended December 31, 2009  filed on Form 10-K with the Securities and Exchange Commission. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

Results of Operations for the Quarter ending March 31, 2010

Assets

Currently, we have $100 in cash as our only asset.

Operating Expense

Total operating expenses for the three months ended March 31, 2010, were $1,414 compared to expenses for the period ended March 31, 2010 of $17,737 since inception.     Total operating expenses for the nine months ended March 31, 2009 were $579.   The increase is attributed to incurring additional professional fees to comply with reporting requirements.
Net Loss

Net loss for the three months ended March 31, 2010 was $(1,414) compared to the period ended March 31, 2010 since inception of $(17,737).   The  net loss is primarily due to professional fees incurred n order to obtain and maintain our public company status.

Liquidity and Capital Resources

At March 31, 2010, we had $100 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K for our year ended December 31, 2009 . During the three months ended March 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K for our year ended December 31, 2009. During the three months ended March 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2010, our Chief Executive Officer and Chief Financial Officer as of March 31, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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
 Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Mickland, INC.

Date: May 14, 2010	By:	/s/ Patti Johnson
Name: Patti Johnson
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Company Name

Date: May 14, 2010	By:	/s/ Patti Johnson
Name: Patti Johnson
Title: Director