Form 10-Q
period 2010-06-30
CORE HEALTH CARE NETWORK, INC.
filed 2010-08-23
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Core Health Care Network, Inc.
Formerly known as Mickland, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3452407
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:
Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

P.O. Box 6592, Statesville, NC  28687
(Address of principal executive offices)

704-880-8118
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

At August 23, 2010, there were 2,500,000 shares outstanding of the registrant’s common stock.

CORE HEALTH CARE NETWORK, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED June 30, 2010

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1

Statements of Operations for the three and six months ended June 30, 2010 and for the period from October 13, 2008 (inception) to June 30, 2010 (unaudited)	F-2

Statement of Shareholders’ Deficit as of June 30, 2010 (unaudited)	F-3

Statements of Cash Flows for the six months ended June 30, 2010 and for the period from October 13, 2008 (inception) to June 30, 2010 (unaudited)	F-4

Notes to Financial Statements	F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults upon senior securities	19

Item 4. Submissions of matters to a vote of securities holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

ASSETS	June 30, 2010 (unaudited)	December 31, 2009 (audited)

Current Assets
Cash and equivalents	$100	$100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued expenses and interest	$2,757	$3,704
Notes payable – related party	17,057	12,619
Total current liabilities	19,814	16,323

Stockholder’s Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Deficit accumulated during the development stage	(19,814)	(16,323)
Total stockholder’s deficit	(19,714)	(16,223)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$100	$100

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and six months ended June 30, 2010 and 2009
Period from October 13, 2008 (inception) to June 30, 2010

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six months ended June 30, 2009	Period from October 13, 2008 (inception) to June 30, 2010

Revenues:	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Miscellaneous expenses	522	-0-	687	-0-	687
Professional fees	1,250	1,270	2,250	1,770	17,869
Interest expense	305	156	554	235	1,258
Total expenses	2,077	1,426	3,491	2,005	19,814

Net Loss	$(2,077)	$(1,426)	$(3,491)	$(2,005)	$(19,814)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
Period from October 13, 2008 (Inception) to June 30, 2010

				Deficit
				accumulated
				during the
	Common stock		Stock subscription	development
	Shares	Amount	receivable	stage	Total
Issuance of common stock @ $.0001	1,000,000	$100	$(100)	$-	$-
Net loss for the period	-	-	-	(9,051)	(9,051)
Balance, December 31, 2008	1,000,000	100	(100)	(9,051)	(9,051)
Payment for stock subscription	-	-	100	-	100
Net loss for the year	-	-	-	(7,272)	(7,272)
Balance, December 31, 2009	1,000,000	100	-0-	(16,323)	(16,223)
Net loss for the period	-	-	-	(3,491)	(3,491)
Balance, June 30, 2010	1,000,000	$100	$-0-	$(19,814)	$(19,714)

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the six months ended June 30, 2010 and 2009
Period from October 13, 2008 (Inception) to June 30, 2010

	Six months ended June 30, 2010	Six months ended June 30, 2009	Period from October 13, 2008 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(3,491)	$(2,005)	$(19,814)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(947)	(3,765)	2,757
NET CASH (USED IN) OPERATING ACTIVITIES	(4,338)	(5,770)	(17,057)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,438	5,770	17,057
Proceeds from sales of common stock	-0-	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,438	5,870	17,157

NET INCREASE IN CASH	100	100	100

CASH, BEGINNING OF PERIOD	-0-	-0-	-0-
CASH, END OF PERIOD	$100	$100	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Core Health Care Network, Inc. is a development stage company and was incorporated in Nevada as Mikland, Inc. on October 13, 2008.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Development Stage Company
The Company is considered to be a development stage company.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended December 31, 2009.  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009 the Company had $100 of cash.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accrued expenses, and notes payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

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

As of June 30, 2010, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at June 30, 2010 and Dccember 31, 2009:
	June 30, 2010	December 31, 2009
Accrued professional fees Accrued interest- related party	$1,500 1,257	$3,000 704
Total accrued expenses and interest	$2,757	$3,704

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received $4,000, $5,000 and $770 under notes payable from Loftum, LLC on November 4, 2008, April 21, 2009, and June 30, 2009.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is the owner of 100% of the outstanding common stock of the Company.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $19,800 at June 30, 2010, and will expire beginning in the year 2028.  An ownership change may limit the use of the net operating loss under Internal Revneue Code section 382.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$6,730
Valuation allowance	(6,730)
Net deferred tax asset	$-

NOTE 5 – LIQUIDITY AND GOING CONCERN

Core Health Care Network, Inc. has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

CORE HEALTH CARE NETWORK, INC.
(formerly known as Mickland, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2010

NOTE 6 – SUBSEQUENT EVENTS

In August, 2010, we changed our name from Mickland, Inc. to Core Health Network, Inc. However, this has not resulted in a Business Combination and Core Health Care Network was not a Target Business. With this name change, we also issued 1,500,000 shares of stock to our new officers and directors.

The Company has analyzed its operations subsequent to June 30, 2010 through the dates these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our Registration Statement filed on Form 10 with the Securities and Exchange Commission on July 6, 2009 and our 8-k filed on August 2, 2010. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview
CORE HEALTH CARE NETWORK, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on October 13, 2008 as Mickland, Inc.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing of this registration statement on Form 10 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

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

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company or purchasing an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Although we do not have any Business Combinations under consideration, we plan to own various specialty healthcare companies with a focus on diagnostic and preventive health products and services. The Healthcare sector, specifically the physician segment and ancillary services provide significant opportunity for the outsourcing of medical imaging and diagnostic services, information technology, billing, and practice management functions. In response to this demand Company plans to develop “CORE Health Care Network” that will consist of a) Diagnostic Testing Facilities; b)Healthcare Providers, mainly Primary Care Physicians in either solo practice or small practices of five (5) physicians or less; and c) Vendors of goods and services

Results of Operations for the Quarter ending June 30, 2010

Assets

Currently, we have $100 in cash as our only asset.

Operating Expense

Total operating expenses for the three months ended June 30, 2010 were  $2,077 compared to expenses for the period ended June 30, 2010 of $19,814 since inception and $1,426 for the three months ended June 30, 2009.   Total operating expenses for the six months ended June 30, 2010 were $3,491 compared to $2,005 for the six months ended June 30, 2009.

 Net Loss

Net loss for the three months ended June 30, 2010 was $(2,077) and $(1,426) for the three months ended June 30, 2009 compared to the period ended June 30, 2010 since inception of $(19,814).  Net loss for the six months ended June 30, 2010 was $(3,491) compared to $(2,005) for the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010, we had $100 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended June 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 6, 2009. During the three months ended June 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

General.

In August, 2010, we changed our name from Mickland, Inc. to Core Health Network, Inc. However, this has not resulted in a Business Combination and Core Health Care Network was not a Target Business. With this name change, we also issued 1,500,000 shares of stock to our new officers and directors. Please see our 8-K filed on August 2, 2010.

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

To date, we have not selected any Target Business, but plan to limit our search within the health care industry with a focus on diagnostic and preventive health products and services. We have not conducted any research with respect to identifying the number and characteristics of the potential Target Business candidates.  As a result, we cannot assure you that we will be able to locate a Target Business or that we will be able to engage in a Business Combination with a Target Business on favorable terms.

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

Sources of target businesses.

Management expects that Target Business candidates could be brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates.  Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis.  Our officers and directors, as well as their affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will our existing officers and directors or stockholders, or any entity with which any of them is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they may render in order to effectuate, the consummation of a Business Combination. After the effective date of this Registration Statement, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

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

Lack of diversification.

In the initial stages of our business development,  the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses.  By consummating a Business Combination with a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the company, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

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

Given our current resources, we will likely seek a Business Combination with a privately-held company that is in the healthcare industry and focuses on diagnostic and preventive health products and services.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

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

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all or part of the outstanding stock of the Target Company.  In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

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

Employees.

We have two executive officers and three directors and they have other business interests and are not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs.  The amount of time they will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time to our affairs) than they would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

Item 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive Officer and Chief Financial Officer as of June 30, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of June 30, 2010, our internal control over financial reporting was effective.

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

None

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

Core Health Care Network, Inc.

Date: August 23, 2010	By:	/s/ Lewis C. Warren President and Director
Name: Lewis C. Warren
(Principal Executive Officer)

Date: August 23, 2010	By:	/s/ Pamela McClanahan Secretary, Treasurer ,and Chief Financial Officer
Name: Pamela McClanahan
(Principal Financial Officer, and Principal Accounting Officer)