Form 10-Q
period 2010-09-30
CORE HEALTH CARE NETWORK, INC.
filed 2010-11-15
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

Core Health Care Network, Inc.
Formerly known as Mickland, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3452407
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

200 S. Virginia, 8th Floor  -  Reno, Nevada  89501
(Address of principal executive offices)

877.862.0061
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

At November 12, 2010, there were 2,500,000 shares outstanding of the registrant’s common stock.

CORE HEALTH CARE NETWORK, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED September 30, 2010

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1

	Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and for the period from October 13, 2008 (inception) to September 30, 2010 (unaudited)	F-2

	Statement of Shareholders’ Deficit as of September 30, 2010 (unaudited) and December 31, 2009 (audited)	F-3

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and for the period from October 13, 2008 (inception) to September 30, 2010 (unaudited)	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon senior securities	19

Item 4.	Submissions of matters to a vote of securities holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

ASSETS	September 30, 2010 (unaudited)	December 31, 2009

Current Assets
Cash and equivalents	$100	$100
Stock subscription receivable	650	-0-

TOTAL ASSETS	$750	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and interest	$3,675	$3,704
Notes payable – related party	17,557	12,619
Total current liabilities	21,232	16,323

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-0-	-0-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 2,500,000 and 1,000,000 shares issued and outstanding, respectively	250	100
Additional paid-in capital	1,350	-0-
Stock subscriptions receivable	(850)	-0-
Deficit accumulated during the development stage	(21,232)	(16,323)
Total stockholder’s deficit	(20,482)	(16,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$750	$100

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the three months and nine months ended September 30, 2010 and 2009
Period from October 13, 2008 (inception) to September 30, 2010

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Period from October 13, 2008 (inception) to September 30, 2010

Revenues:	$-0-	$-0-	$-0-	$-0-	$-0-

Expenses:
Miscellaneous expenses	74	-0-	761	-0-	761
Professional fees	1,000	1,648	3,250	3,418	18,869
Interest expense	344	197	898	432	1,602
Total expenses	1,418	1,845	4,909	3,850	21,232

Net Loss	$(1,418)	$(1,845)	$(4,909)	$(3,850)	$(21,232)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	1,815,217	1,000,000	1,274,725	1,000,000

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from October 13, 2008 (Inception) to September 30, 2010

	Common stock		Additional paid-in	Stock subscriptions	Deficit accumulated during the development
	Shares	Amount	capital	receivable	stage	Total
Issuance of common stock @ $.0001	1,000,000	$100	$-	$(100)	$-	$-
Net loss for the period	-	-	-	-	(9,051)	(9,051)
Balance, December 31, 2008	1,000,000	100	-0-	(100)	(9,051)	(9,051)
Payment for stock subscription	-	-	-	100	-	100
Net loss for the year	-	-	-	-	(7,272)	(7,272)
Balance, December 31, 2009	1,000,000	100	-0-	-0-	(16,323)	(16,223)
Issuance of common shares at $.001 for subscriptions receivable	1,500,000	150	1,350	(850)	-	650
Net loss for the period	-	-	-	-	(4,909)	(4,909)
Balance, September 30, 2010	2,500,000	$250	$1,350	$(850)	$(21,232)	$(20,482)

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the nine months ended September 30, 2010 and 2009
Period from October 13, 2008 (Inception) to September 30, 2010

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Period from October 13, 2008 (inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,909)	$(3,850)	$(21,232)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	(29)	(3,068)	3,675
NET CASH (USED IN) OPERATING ACTIVITIES	(4,938)	(6,918)	(17,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	4,938	6,918	17,557
Proceeds from sales of common stock	-0-	100	100
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,938	7,018	17,657

NET INCREASE IN CASH	-0-	100	100

CASH, BEGINNING OF PERIOD	100	-0-	-0-
CASH, END OF PERIOD	$100	$100	$100

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

NON-CASH FINANCING TRANSACTIONS
Sale of common shares in exchange for stock subscriptions receivable	$1,500	$-0-	$1,500

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business
Core Health Care Network, Inc. (“Core” and the “Company”) is a development stage company and was incorporated as Mickland, Inc. in Nevada on October 13, 2008.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009 the Company had $100 of cash.

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
September 30, 2010

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

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, Core has not adopted a stock option plan and has not granted any stock options.  As of September 30, 2010, the Company has not issued any stock-based payments to its employees.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2010.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – ACCRUED EXPENSES AND INTEREST

Accrued expenses and interest consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued professional fees	$2,000	$3,000
Accrued other	74	0
Accrued interest- related party	1,601	704
Total accrued expenses and interest	$3,675	$3,704

The accrued interest – related party is owed to Loftum, LLC.  See Note 3.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 3 – NOTES PAYABLE – RELATED PARTY

The Company received various loans from Loftum, LLC totaling $17,557 from its inception to September 30, 2010.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is the owner of 40% of the outstanding common stock of the Company.

NOTE 4 – STOCKOLDERS’ EQUITY

The Company sold 1,500,000 shares of its common stock for $.001 per share on August 10, 2010 in exchange for subscriptions receivable.  $650 of the $1,500 due was received on October 8, 2010.

NOTE 5 – INCOME TAXES

For the periods ended September 30, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $21,232 at September 30, 2010, and will expire beginning in the year 2028.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
2010
Deferred tax asset attributable to:
Net operating loss carryover	$7,219
Valuation allowance	(7,219)
Net deferred tax asset	$-

NOTE 6 – LIQUIDITY AND GOING CONCERN

Core has negative working capital, has incurred operating losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

CORE HEALTH CARE NETWORK, INC.
(FORMERLY KNOWN AS MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SUBSEQUENT EVENTS

The Company has entered into non-binding Letters of Intent to proceed with due diligence for two acquisition targets. The Letters of Intent have no financial or legal recourse to the Company.

The Company has analyzed its operations subsequent to September 30, 2010 through November 6, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than that disclosed above.

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

Although we do not have any Business Combinations under consideration, we plan to own various specialty healthcare companies with a focus on diagnostic and preventive health products and services. The Healthcare sector, specifically the physician segment and ancillary services provide significant opportunity for the outsourcing of medical imaging and diagnostic services, information technology, billing, and practice management functions. In response to this demand Company plans to develop “CORE Health Care Network” that will consist of a) Diagnostic Testing Facilities; b)Healthcare Providers, mainly Primary Care Physicians in either solo practice or small practices of five (5) physicians or less; and c) Vendors of goods and services

Results of Operations for the Quarter ending September 30, 2010

Assets

Currently, we have $100 in cash and $650 in stock subscription receivables as our only assets.

Operating Expense

Total operating expenses for the three months ended September 30, 2010 were  $1,418 compared to expenses for the period ended September 30, 2010 of $21,232 since inception and $1,845 for the three months ended September 30, 2009.   Total operating expenses for the nine months ended September 30, 2010 were $4,909 compared to $3,850 for the nine months ended September 30, 2009.

 Net Loss

Net loss for the three months ended September 30, 2010 was $(1,418) and $(1,845) for the three months ended September 30, 2009 compared to the period ended September 30, 2010 since inception of $(21,232).  Net loss for the nine months ended September 30, 2010 was $(4,909) compared to $(3,850) for the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, we had $100 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended September 30, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 6, 2009. During the three months ended September 30, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive Officer and Chief Financial Officer as of September 30, 2010, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

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

Core Health Care Network, Inc.

Date: November 15, 2010	By:	/s/ Lewis C. Warren
President and Director
	Name:	Lewis C. Warren
(Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Pamela McClanahan
Secretary, Treasurer ,and Chief Financial Officer
	Name:	Pamela McClanahan
(Principal Financial Officer, and Principal Accounting Officer)