Form 10-K
period 2010-12-31
CORE HEALTH CARE NETWORK, INC.
filed 2011-04-15
CIK 1467377

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

CORE HEALTH CARE NETWORK,  INC.
(Exact name of Registrant as specified in its charter)

Nevada	26-3452407
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
34721 Myrtle Court
Winchester, CA 92596
(323) 799-1342 (phone)
(951) 602-6049 (fax)

200 S. Virginia Street – 8th Floor, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 877.862.0061

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  YES ☒     NO ☐

As of April 11, 2011, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 11, 2011, there were 4,870,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

FORWARD LOOKING STATEMENTS

In General

 This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans;

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;

*	the level of demand for our products; and capital available for acquisitions;

*	changes in our business strategies;

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Overview

CORE HEALTH CARE NETWORK, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on October 13, 2008 as Mickland, Inc.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than development of our business plan.  We have two officers and do not own any property.

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

We currently have several Business Combinations under consideration in the healthcare sector, specifically the physician owned primary care segment, medical imaging and diagnostic services, information technology, billing, and practice management functions.

Results of Operations for the Year Ended December 31, 2010

Assets

Currently, we have $150 in cash and $12,000 of prepaid consulting as our only assets. The prepaid consulting was paid in the form of stock options (not yet exercised) to Dr. H. Paul Hatten.

Operating Expense

Total operating expenses for the fiscal year ended December 31, 2010 were $79,674 compared to expenses from inception to December 31, 2010 of $95,293 and expenses of $6,619 for the year ended December 31, 2009.  Most of these fees were related to professional fees, such as accounting and legal fees related to reporting as a public company; consulting fees for $15,000 to FTH Group at a rate of $5,000 per month since October of 2010; fees payable to board members for serving on the board of directors ($3,000 per month); wages and taxes payable to Pam McClanahan our Treasurer and Secretary ($3,500 per month) and to Lewis Warren, our president ($7,500 per month); and investment expenses.

In February, 2011, we entered into an acquisition agreement with MedTech, Inc. (as reported on our 8-k filed on February 22, 2011). However, during our internal audit review we found many inconsistencies in the financials and misrepresentations of items listed in the purchase agreement. The Board of Directors approved to rescind the acquisition and that process is underway.

Net Loss

Net loss for the fiscal year ended December 31, 2010 was $(79,674) compared to the period ended December 31, 2010 since inception of $(95,293).  Net loss for the year ended December 31, 2009 was $(6,619).

Liquidity and Capital Resources

At December 31, 2010, we had $150 in cash.

Notes Payable

We have received various loans from Loftum, LLC totaling $17,863 as of December 31, 2010.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is a shareholder. The balance due to Loftum, LLC was $17,863 as of December 31, 2010. Accrued interest on this note was $1,955 as of December 31, 2010.

Additionally, on December 1, 2010, the Company acquired a letter of intent from ACE Diagnostics, LLC. ACE Diagnostics is a shareholder of the Company and is controlled by F. Tony Hosseini.  The letter of intent required a note be issued in the amount of $100,000. The loan is unsecured, bears 6% interest beginning on January 1, 2011, and is due on demand. On December 20, 2010, the Company converted $2,250 of the note to 2,250,000 shares of common stock.  The balance due to the shareholder was $97,750 as of December 31, 2010.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K and the financial statements included in the 10-K. During the three months ended December 31, 2010 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K and the financial statements included with the 10-K. During the three months ended December 31, 2010 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

General.

In August, 2010, we changed our name from Mickland, Inc. to Core Health Network, Inc. However, this has not resulted in a Business Combination and Core Health Care Network was not a Target Business. With this name change, we also issued 1,500,000 shares of stock to our new officers and directors. Please see our 8-K filed on August 2, 2010.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period until we identify a Target Business and enter into a Business Combination, if ever. On February 22, 2011, we filed a Form 8-K announcing our acquisition with MedTech, Inc. However, during our internal audit review we found many inconsistencies in the financials and misrepresentations of items listed in the purchase agreement. The Board of Directors approved to rescind the acquisition and that process is underway.

In October, 2010, we officially entered into employment agreements with our Secretary and Treasurer, Pam McClanahan, at a rate of $3,500 per month. We also entered into an employment agreement with our President, Lewis Warren, at a rate of $7,500. Due to a lack of capital, neither individual has been paid and their payments are accruing as liabilities.

We also entered into a consulting agreement with FTH Group which is controlled by our board member, Mr. F. Tony Hosseini. FTH Group is assisting with development of the business and searching for a possible business combination. A Business Combination may involve the acquisition of or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

On November 17, 2010, we entered into an agreement with Dr. H. Paul Hatten, who is also a shareholder of the Company, as a medical advisor. Dr. Hatten has received options for 200,000 shares of common stock exercisable at $0.05 per share for services valued at $12,000. Options for 100,000 shares expire on November 17, 2011 and the remaining options expire on November 17, 2012.

Transfer of Domains and Website Development.

Mr. Hosseini and Mr. Warren, in exchange for 500,000 common shares each at $.001 per share (total of $1,000), transferred two websites to the company for future company use and development. The websites are corehcn.com and corehealthtrack.com.

Assignment of Indian River Agreement.

On December 20, 2010, ACE Diagnostics, LLC (“ACE”), a company managed by shareholder, F. Tony Hosseini, assigned their interest in a letter of intent between ACE and Indian River Radiology, Inc. (“Indian River”) for ACE to acquire Indian River. In exchange for the assignment and for the efforts put forth with the potential acquisition of ACE, the Company entered into a promissory note with ACE for $100,000 at a rate of 6% per annum. This note is due upon demand.

There is no guarantee that the Company will acquire Indian River or that any kind of final agreement will be consummated.

Ttarget businessed or target industry

We have several businesses under review and consideration but other than those agreements discussed (Indian River and Medtech, Inc.) we have not selected any Target Business to enter into a Letter of Intent or Definitive Agreement. We continue to limit our search within the healthcare industry with a focus on primary care practices and diagnostic and preventive health products and services. We have conducted internal research with respect to identifying the number and characteristics of the potential Target Business candidates.  However, we cannot assure you that we will be able to locate a Target Business or that we will be able to engage in a Business Combination with a Target Business on favorable terms.

We will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We established specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management expects that Target Business candidates brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates.  Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to Target Businesses candidates they think we may be interested on an unsolicited basis.  Our officers and directors, as well as their affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  In no event will our existing officers and directors, or any entity with which any of them is affiliated, be paid any finder’s fee,  in order to effectuate, the consummation of a Business Combination. After the effective date of this Registration Statement, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.  We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.  However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock or from the cash flow of the Business Combination.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business.  We have established specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  In evaluating a prospective Target Business, our management will consider, among other factors, the following:

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

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business.  Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.  In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources.  We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us.  This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the Target Business seeking our participation.

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

Given our current resources, we will likely seek a Business Combination with a privately-held company that is in the healthcare industry and focuses on primary care and diagnostic and preventive health products and services.  Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company.  If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

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

Employees.

We have two executive officers and three directors and they have other business interests and are not obligated to devote any specific number of hours to our matters and intends to devote only as much time as they deem necessary to our affairs.  Both officers entered into an employment agreement on October 1, 2010. Pamela McClanahan, our secretary and treasurer, entered into an agreement to be paid $3,500 per month. To date, Ms. McClanahan, due to the restrictions on Company cash, has not received any accrued compensation. Lewis C. Warren, our president, entered into an agreement to be paid $7,500 per month. To date, Mr. Warren, due the restrictions on Company cash, has not received any accrued compensation.

Our directors each shall receive $1,000 for serving on the board of directors. To date, no director has been compensated for their services.

The amount of time they will devote to our operations in any time period will vary based on whether a Target Business has been selected for the Business Combination and the stage of the Business Combination process the Company is in.  Accordingly, once management locates a suitable Target Business, management will spend more time investigating such Target Business and negotiating and processing the Business Combination (and consequently spend more time on our affairs) than they would prior to locating a suitable Target Business.  We do not intend to have any full time employees prior to the consummation of a Business Combination.

Our officers and directors may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, they may have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which they may be associated or have an interest, rather than diverting such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officers and directors choose to place their other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

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

We are a development stage company with no  revenues and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We incorporated in late 2008 and are a development stage company with no income to date.   You will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We have conducted discussions with prospective acquisition candidates, however we may be unable to complete a Business Combination.  We will not generate any revenues until, at the earliest, after the consummation of a Business Combination, if at all.

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

We have no arrangement, agreement or understanding with respect to engaging in a Business Combination with an operating entity.  On February 22, 2011, on a Form 8-k, we reported a Business Combination with MedTech, Inc. However, during our internal audit review we found many inconsistencies in the financials and misrepresentations of items listed in the purchase agreement. The Board of Directors approved to rescind the acquisition and that process is underway. We also were assigned the rights in a Letter of Intent to acquire Indian River Radiology.

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

We could encounter intense competition from other entities having a business objective similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and affecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.  In addition, we will experience direct competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue, Our Company has not adopted any policy with respect to resolving any potential conflict of interest and it is possible that any conflict or interest that arises may not be decided in our favor.

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

Our Articles of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock.  Any Business Combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders.  In order to structure a Business Combination as a tax free transaction, federal tax laws require that the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company, in which case our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity, though it is likely they could own far less than 20% of our outstanding common stock after giving effect to a Business Combination. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders.  Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any third party market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have not retained any third party professionals to conduct nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a Business Combination other than our own internal studies.  Our management has several businesses under consideration. Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There is no assurance that we will be able to enter into a Business Combination on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may, in many instances, act without the consent, vote or approval of our stockholders.

Our officers and directors will apportion their time to other businesses which may cause conflicts of interest in their determination as to how much time to devote to our affairs.  This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our officers and directors engage in other businesses and are not required to devote their full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments.  We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination.

Our management currently is and may in the future become affiliated with entities engaged in business activities similar to those conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our management may in the future become affiliated with entities, including blank check or shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our management may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  DESCRIPTION OF PROPERTY

We maintain our principal executive offices at 200 S. Virginia Street – 8th Floor, Reno, NV 89501.  Starting in December 31, 2010, we entered into an agreement to use this office space for $79 per month.  We believe that this space is sufficient for our current requirements. The Company does not own any properties at this time and does not anticipate owning or leasing any additional properties prior to the consummation of a Business Combination, if ever.

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

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this Registration Statement, there are 4,870,000 outstanding shares of our common stock.

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

Recent Sales of Unregistered Securities

The issuance of the common stock to certain shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereof.  We made this determination based on the representations of the shareholders which included, in pertinent part, that such shareholder was acquiring our common stock, for investment purposes for its own account and not as nominee or agent, and not with a view to the resale or distribution thereof, and that such shareholder understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 16, 2010, the Company issued 70,000 shares of common stock at $0.001 per share for cash proceeds of $70 to Patty Johnson for her previous service as an officer of the Company and to Pamela McClanahan for her ongoing services to the Company.

On November 17, 2010, the Company issued 50,000 shares of common stock at $0.05 per share for cash proceeds of $2,500 to Dr. H. Paul Hatten, Jr.

On November 17, 2010, the Company granted 200,000 stock options for consulting services to Dr. H. Paul Hatten, Jr. valued at $12,000. The options have an exercise price of $0.05 with 100,000 options expiring on November 17, 2011 and the remaining 100,000 options expiring on November 17, 2012.

On December 20, 2010, the Company issued 2,250,000 shares of common stock at $0.001 per share to convert $2,250 of the ACE Diagnostics, LLC shareholder note payable. ACE Diagnostics, LLC is managed by our director, Tony Hosseini.

On December 20, 2010, the Company issued 350,000 shares to various shareholders in exchange for $350.

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

Overview

The following discussion shoud be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

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

On February 22, 2011, the Company filed an 8-K discussing their acquisition of MedTech, Inc. However, during our internal audit review we found many inconsistencies in the financials and misrepresentations of items listed in the purchase agreement. The Board of Directors approved to rescind the acquisition and that process is underway. Subsequently, no assets have been meaningfully exchanged.

The Company continues to search for Target Business to acquire. As of the date of this Registration Statement, we have several businesses under consideration but have not selected any Target Business for a Business Combination.  On December 1st, 2010 Ace Diagnostics, LLC, which is managed by our director, Tony Hosseini, assigned to us its interest in a non-binding letter of intent with Indian River Radiology, PA

In November, 2010, the Company entered into a consulting agreement with Dr. H. Paul Hatten, who also serves on our Advisory Board as a medical advisor. Dr. Hatten has not yet provided any consulting services to date.

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

Assets

Currently, the only tangible asset we have is cash of $150.

Liquidity and Capital Resources

At December 31, 2010, we had $150 in cash. We anticipate that our total operating expenses will be approximately $428,948 for the next twelve months. This includes our estimated expenses as follows:

•	our estimated expenses of $50,000 related with identifying a Business Combination;
•	our estimated expenses of $50,000 for our audit fees for the next twelve months; and
•	our estimated expenses of $100,000 for our legal and organization fees for the next twelve months;
•	our estimated expenses of $132,000 for employment costs payable to our president and our secretary/treasurer
•	our estimated expenses of $36,000 for fees payable to our board members for their service to our board;
•	our estimated expenses of $60,000 for fees payable to FTH Group for consulting services per our contract with them;
•	our estimated expenses of $948 for maintaining our Reno offices.

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

Personnel

Pamela McClanahan, our secretary and treasurer, is working approximately 20 hours per week to meet our needs. As demand requires, Ms. McClanahan will devote additional time. Lewis C. Warren, our president and director, is dedicating approximately 20-30 hours per week. As demand requires, Mr. Warren will devote additional time. We currently have no other employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS

 CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)

TABLE OF CONTENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

                                                                                                                              Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Core Health Care Network, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Core Health Care Network, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from October 13, 2008 (Date of Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Health Care Network, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from October 13, 2008 (Date of Inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
March 21, 2011

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010	December 31, 2009

Current Assets
Cash and equivalents	$150	$100
Prepaid consulting	12,000	0
	12,150	100

Other Assets
Website domain names, net	1,000	0
Assignment – letter of intent	100,000	0
Total Other Assets	101,000	0

TOTAL ASSETS	$113,150	$100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	50,189	3,000
Accrued expenses – related parties	24,222	0
Accrued interest – shareholders	1,955	704
Notes payable – shareholders	115,613	12,619
Total current liabilities	191,979	16,323

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.0001 par value, 100,000,000 shares authorized, 4,870,000 and 1,000,000 shares issued and outstanding, respectively	487	100
Additional paid-in capital	17,933	0
Deficit accumulated during the development stage	(97,249)	(16,323)
Total stockholders’ deficit	(78,829)	(16,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,150	$100

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Period from October 13, 2008 (inception) to December 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	12,250	6,619	27,869
Consulting fees	15,000	0	15,000
Directors’ fees	9,000	0	9,000
Investment expenses	5,000	0	5,000
Wages and taxes	36,001	0	36,001
Filing fees	1,467	0	1,467
General and administrative	956	0	956
TOTAL OPERATING EXPENSES	79,674	6,619	95,293

LOSS FROM OPERATIONS	(79,674)	(6,619)	(95,293)

OTHER EXPENSES
Interest expense	1,252	653	1,956
TOTAL OTHER EXPENSES	1,252	653	1,956

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(80,926)	(7,272)	(97,249)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(80,926)	$(7,272)	$(97,249)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	1,680,740	1,000,000

See accompanying notes to financial statements.

F-3

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional Paid in	Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Receivable	Stage	Total

Issuance of common stock @ $.0001 at inception	1,000,000	$100	$0	$(100)	$0	$0

Net loss for the period ended December 31, 2008	-	-	-	-	(9,051)	(9,051)

Balance, December 31, 2008	1,000,000	100	0	(100)	(9,051)	(9,051)

Cash received for stock subscription	-	-	-	100	-	100

Net loss for the year ended December 31, 2009	-	-		-	(7,272)	(7,272)

Balance, December 31, 2009	1,000,000	100	0	0	(16,323)	(16,223)

Shares issued for cash at $0.001 per share	570,000	57	513	-	-	570

Shares issued for cash at $0.05 per share	50,000	5	2,495	-	-	2,500

Shares issued for website domain names at $0.001 per share	1,000,000	100	900	-	-	1,000

Shares issued for debt conversion at $0.001 per share	2,250,000	225	2,025	-	-	2,250

Stock options issued for services	-	-	12,000	-	-	12,000

Net loss for the year ended December 31, 2010					(80,926)	(80,926)

Balance, December 31, 2010	4,870,000	$487	$17,933	$0	$(97,249)	$(78,829)

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO DECEMBER 31, 2010

	Year ended December 31, 2010	Year ended December 31, 2009	Period from October 13, 2008 (inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(80,926)	$(7,272)	$(97,249)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	47,189	(2,000)	50,189
Increase in accrued expenses – related parties	24,222	0	24,222
Increase in accrued interest – related party	1,251	653	1,955
NET CASH USED IN OPERATING ACTIVITIES	(8,264)	(8,619)	(20,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – shareholder	5,244	8,619	17,863
Proceeds from sales of common stock	3,070	100	3,170
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,314	8,719	21,033

NET INCREASE IN CASH	50	100	150

CASH, BEGINNING OF PERIOD	100	0	0
CASH, END OF PERIOD	$150	$100	$150

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued to acquire website domain names	$1,000	$0	$1,000
Issuance of note payable in connection with letter of intent to acquire Indian River Radiology, LLC	$100,000	$0	$100,000
Conversion of debt to common stock	$2,250	$0	$2,250
Stock options issued for future services and recorded as prepaid consulting	$12,000	$0	$12,000

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Core Health Care Network, Inc. (the “Company or “Core”) is a development stage company and was incorporated in Nevada on October 13, 2008.  The Company’s objective is to acquire operating healthcare related businesses in a business combination.

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $150 and $100 of cash as of December 31, 2010 and 2009, respectively.

Reclassifications
Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

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

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2010.

Comprehensive Income
The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements
Core does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – PREPAID CONSULTING

On November 17, 2010, the Company granted 200,000 stock options for consulting services valued at $12,000.  The services had not occurred as of December 31, 2010 and the amount has been recorded as prepaid consulting. The options have an exercise price of $0.05 with 100,000 options expiring on November 17, 2011 and the remaining 100,000 options expiring on November 17, 2012.  The consulting expenses are expected to occur during 2011.

NOTE 3 – ASSIGNMENT OF ACQUISITION

On December 1, 2010, the Company acquired a letter of intent from ACE Diagnostics, LLC, a shareholder of the Company, for $100,000.  ACE Diagnostics, LLC had earlier entered into the letter of intent with Indian River Radiology to acquire the majority of the assets of Indian River Radiology.  In the event that the acquisition is completed, the amount of the note will be applied towards the purchase price.  See Note 7.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 4 – WEBSITE DOMAIN NAMES

During the year ended December 31, 2010, the Company acquired two website domain names in exchange for 1,000,000 shares of common stock valued at $0.001 per share for a total amount of $1,000.  The domain names have an indefinite useful life and will be tested for impairment annually.  No impairment charge was taken during the year ended December 31, 2010.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest consisted of the following at December 31:

	2010	2009
Accrued professional fees	$11,375	$3,000
Accrued wages and taxes	36,001	0
Accrued investment expenses	2,500	0
Accrued general and administrative expenses	313	0
Total accrued expenses	$50,189	$3,000

NOTE 6 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consisted of the following at December 31:

	2010	2009
Accrued consulting fees - shareholder	$15,000	$0
Accrued directors’ fees	9,000	0
Accrued shareholder expense reimbursement	222	0
Total accrued expenses	$24,222	$0

NOTE 7 – NOTES PAYABLE – SHAREHOLDERS

The Company has received various loans from Loftum, LLC totaling $17,863 as of December 31, 2010.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is a shareholder of the Company. Interest expense was $1,252 and $653 for the years ended December 31, 2010 and 2009, respectively. The balance due to the shareholder was $17,863 as of December 31, 2010. Accrued interest on this note was $1,955 as of December 31, 2010.

Additionally, on December 1, 2010, the Company acquired a letter of intent from ACE Diagnostics, LLC. ACE Diagnostics is a shareholder of the Company.  The letter of intent required a note be issued in the amount of $100,000. The loan is unsecured, bears 6% interest beginning on January 1, 2011, and is due on demand. On December 20, 2010, the Company converted $2,250 of the note to 2,250,000 shares of common stock.  The balance due to the shareholder was $97,750 as of December 31, 2010.

NOTE 8 – STOCKHOLDERS’ DEFICIT

The Company has 100,000,000 shares of par value $0.0001 common stock authorized. The Company also has 10,000,000 shares of par value $0.0001 preferred stock authorized.

At inception, the Company issued 1,000,000 shares of common stock at par value for cash proceeds of $100.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

On August 10, 2010, the Company issued 500,000 shares of common stock at $0.001 per share for cash proceeds of $500.

Also on August 10, 2010, the Company issued 1,000,000 shares of common stock at $0.001 per share to acquire two website domain names valued at $1,000. See Note 3.

On November 16, 2010, the Company issued 70,000 shares of common stock at $0.001 per share for cash proceeds of $70.

On November 17, 2010, the Company issued 50,000 shares of common stock at $0.05 per share for cash proceeds of $2,500.

On November 17, 2010, the Company granted 200,000 stock options for consulting services valued at $12,000. The options have an exercise price of $0.05 with 100,000 options expiring on November 17, 2011 and the remaining 100,000 options expiring on November 17, 2012.  See Note 2.

On December 20, 2010, the Company issued 2,250,000 shares of common stock at $0.001 per share to convert $2,250 of the ACE Diagnostics, LLC shareholder note payable. See Note 6.

There are 4,870,000 shares of common stock outstanding as of December 31, 2010. There are no shares of preferred stock outstanding as of December 31, 2010.

NOTE 9 – COMMITMENTS

Core Health Care Network, Inc. rented office space beginning on December 1, 2010 for approximately $79 per month on a month to month basis.

Prior to December 1, 2010, an officer had provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 10 – INCOME TAXES

For the period ended December 31, 2010, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $97,000 at December 31, 2010, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following as of December 31:

	2010	2009
Federal income tax benefit attributable to:
Current Operations	$27,515	$2,472
Less: valuation allowance	(27,515)	(2,472)
Net provision for Federal income taxes	$0	$0

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 10 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at December 31:

	2010	2009
Deferred tax asset attributable to:
Net operating loss carryover	$33,057	$5,542
Valuation allowance	(33,057)	(5,542)
Net deferred tax asset	$0	$0

NOTE 11 – LIQUIDITY AND GOING CONCERN

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

NOTE 12 – SUBSEQUENT EVENTS

On January 10, 2011, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding stock of Medtech Corporation in exchange for 1,500,000 shares of the Core’s common stock.

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2010 to March 21, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and chief financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies.  In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.

Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Pamela McClanahan	Principal Financial Officer and Secretary	43	August 10, 2010
Lewis C. Warren	Principal Executive Officer, President, and Director	49	August 10, 2010
F. Tony Hosseini	Director	52	August 10, 2010
Dr. Michael J. Langley	Director	52	August 10, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lewis C. Warren, age 49, is the President and Director of the Company effective August 10, 2010.  Mr. Warren’s employment is at-will. Mr. Warren is a management professional with 25-years experience in sales, marketing, and project leadership positions. He has hired and trained personnel to acquire, develop, market, and sell over $900 million of real estate holdings with $150 million in pre-tax profits as an officer of two Fortune 500 Public Companies and two Private Equity Funds.  He was an integral part of building two real estate development and construction businesses to exceed $100 million in annual revenue. Mr. Warren has experience in finance and all core functions within a business. His experience is broad in residential, commercial and hospitality real estate development, construction, land planning, land acquisitions, golf course development, project due diligence, business and market evaluations, and financing.  Mr. Warren also led major initiatives in the private asset management and private equity fund arenas.  He was a private asset manager and financial intermediary to the real estate development industry, creating and implementing business plans that produced more than $100 million in revenue from client assets.  He has arranged or syndicated acquisition and development loans of $60 million. Mr. Warren has a Masters Degree in Real Estate from LaSalle University and is a current or previous member of the North Carolina, South Carolina and Georgia Boards of Realtors, the National Home Builders Association, the American Resort Developers Association, the Urban Land Institute and the National Golf Foundation.

Pamela McClanahan, 43, is the Treasurer and Secretary of the Company effective as of August 10, 2010. Ms. McClanahan’s employment is at-will. From 2007 to present, Ms. McClanahan has acted as an independent tax and accounting consulting. She also served as a home school educator from 2006 to 2009. Prior to that, Ms. McClanahan was an elementary school teacher at Statesville Christian School in Statesville, NC.

Dr. Michael J. Langley, 52, is a Member of the Board of Directors of the Company effective as of August 10, 2010. Since 1990, Dr. Langley has headed the Urology Associates of New River Valley in Christianburg, VA. He graduated    Abilene Christian College with a BS in 1980, Baylor College of Medicine with a MD in 1984, and did six years of residence at the University of Virginia Hospital.

F. Tony Hosseini, 52, is a Member of the Board of Directors of the Company effective as of August 10, 2010. Mr. Hosseini is the Founder and Chairman of FTH Group, Inc., an investment management company in South Carolina and was Founding Director of NC Selective Fund, a TPA-managed self-insurance fund underwriting worker’s compensation insurance. He was the chief executive officer of TWG Mortgage, a mortgage banking firm with offices in Ohio, North Carolina and Florida, and served as a member of Board of Directors of both Genesis Securities and Amvest, Inc., two investment banking firms in Ohio. Prior to those engagements, Mr. Hosseini gained significant experience as Securities and Pension Specialist with John Hancock Mutual Insurance Company, structuring a broad investment portfolio for the company. Mr. Hosseini also served as chief executive of Silk Road International, Inc., providing consulting services to joint ventures in developing countries in areas of energy, healthcare, housing, and other infra-structural development activities. In 2008 Mr. Hosseini co-founded Rock Communities, a wellness resort company in South Carolina. He also serves as a Director of Sina Care Centers, Inc., a holistic wellness company in Denver, Colorado that he co-founded in 1996.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation of our President (Principal Executive Officer) and other officers and directors who received annual compensation in excess of $100,000 during the period from October 13, 2008 (inception) to December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation(1)		Pay-outs
		Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs	All Other Compen- sation
Patti Johnson, President, Treasurer, Secretary, Director	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Pam McClanahan, Secretary and Treasurer	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Lewis C. Warren, President and Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Dr. Michael J. Langley, Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
F. Tony Hosseini, Director	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Until October 1, 2010, we had not entered into any employment agreement or consulting agreement with our directors and executive officers. On October 1, 2010, we entered into employment agreements with our two officers. Pam McClanahan, our secretary and treasurer, shall receive $3,500 per month and our president, Lewis C. Warren shall receive $7,500 per month. Starting on the same date, the board members agreed to receive $1,000 per month for compensation for their service as board members. To date, no officers or directors have received any compensation under any agreement although it has accrued.

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

Directors Compensation

On October 1, 2010, the board members agreed to receive $1,000 per month for compensation for their service as board members. To date, no officers or directors have received any compensation under any agreement although their compensation is accruing.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended December 31, 2010 although such costs are accruing.

In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established. We do not, however, have a stock option plan in place at this time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of Core other than services ordinarily required of a director. Other than as indicated in this prospectus, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12.　SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of December 31, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Loftum, LLC	2,000,000	41.07%
F. Tony Hosseini	1,060,000	21.77%
Lewis C. Warren	1,040,000	21.36%
Pamela McClanahan	300,000	6.16%

Beneficial Owners, Directors and Executive Officers as a Group	4,400,000 common shares	90.35%

(1)	Unless otherwise stated, the beneficial owner’s address is 200 S. Virginia Street – 8th Floor, Reno, NV, 89501

(2)
Based on 4,870,000 shares of common stock issued and outstanding as of December 31, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	The manager of Loftum, LLC is Pam McClanahan.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of CORE.

ITEM 13.　CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into a promissory note for $100,000 with Ace Diagnostics on December 20, 2010 in exchange for ACE Diagnostics, interest in a letter of intent with Indian River Radiology. ACE Diagnostics is managed by director, F. Tony Hosseini.

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

2009	$4,000	Silberstein Ungar, PLLC
2010	$9,500	Silberstein Ungar, PLLC

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$	Nil	Silberstein Ungar, PLLC
2010	$	Nil	Silberstein Ungar, PLLC

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

PART IV.

ITEM 15.　Exhibits and Reports on Form 10-K

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

CORE HEALTH CARE NETWORK, INC.

Date: April 13, 2011	By:	/s/ Pamela McClanahan
Name: Pamela McClanahan
Title: Chief Financial Officer and Secretary

By:	/s/ Lewis C. Warren
Name: Lewis C. Warren
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 13, 2011	By:	/s/ Pamela McClanahan
Name: Pamela McClanahan
Title: Chief Financial Officer and Secretary

Company Name

April 13, 2011	By:	/s/ Lewis C. Warren
Name: Lewis C. Warren
Title: Chief Executive Officer and Director