Form 10-Q
period 2011-05-23
CORE HEALTH CARE NETWORK, INC.
filed 2011-05-23
CIK 1467377

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

At May 23, 2011, there were 4,870,000 shares outstanding of the registrant’s common stock.

CORE HEALTH CARE NETWORK, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Balance Sheets as of March 31, 2011 and December 31, 2010	F-1

	Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period from October 13, 2008 (date of inception) to March 31, 2011	F-2

	Statement of Stockholders’ Deficit as of March 31, 2011 Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and for the period from	F-3

	October 13, 2008 (date of inception) to March 31, 2011	F-4

	Notes to Financial Statements	F-5 to F-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults upon senior securities	12

Item 4.	Submissions of matters to a vote of securities holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

	Exhibit 31.1

	Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010

Current Assets
Cash and equivalents	$162	$150
Prepaid consulting	12,000	12,000
	12,162	12,150

Other Assets
Website domain names, net	1,000	1,000
Assignment – letter of intent	100,000	100,000
Total Other Assets	101,000	101,000

TOTAL ASSETS	$113,162	$113,150

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accrued expenses	$77,258	50,189
Accrued expenses – related parties	48,620	24,222
Accrued interest – shareholders	3,754	1,955
Notes payable – shareholders	115,613	115,613
Total current liabilities	245,245	191,979

Stockholders’ Deficit
Preferred Stock, $.0001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common Stock, $.0001 par value, 100,000,000 shares authorized, 4,975,000 and 4,870,000 shares issued and outstanding, respectively	498	487
Additional paid-in capital	30,422	17,933
Deficit accumulated during the development stage	(163,003)	(97,249)
Total stockholders’ deficit	(132,083)	(78,829)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,162	$113,150

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from October 13, 2008 (inception) to March 31, 2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	2,000	1,000	29,869
Consulting fees	15,000	0	30,000
Directors’ fees	9,000	0	18,000
Investment expenses	692	0	5,692
Wages and taxes	36,049	0	72,050
Filing fees	333	0	1,800
General and administrative	881	165	1,837
TOTAL OPERATING EXPENSES	63,955	1,165	159,248

LOSS FROM OPERATIONS	(63,955)	(1,165)	(159,248)

OTHER EXPENSES
Interest expense	1,799	249	3,755
TOTAL OTHER EXPENSES	1,799	249	3,755

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(65,754)	(1,414)	(163,003)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(65,754)	$(1,414)	$(163,003)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	4,917,935	1,000,000

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO MARCH 31, 2011

	Common Stock		Additional Paid in	Stock Subscription	Deficit Accumulated During the Development
	Shares	Amount	Capital	Receivable	Stage	Total

Issuance of common stock @ $.0001 at inception	1,000,000	$100	$0	$(100)	$0	$0

Net loss for the period ended December 31, 2008	-	-	-	-	(9,051)	(9,051)

Balance, December 31, 2008	1,000,000	100	0	(100)	(9,051)	(9,051)

Cash received for stock subscription	-	-	-	100	-	100

Net loss for the year ended December 31, 2009	-	-	-	-	(7,272)	(7,272)

Balance, December 31, 2009	1,000,000	100	0	0	(16,323)	(16,223)

Shares issued for cash at $0.001 per share	570,000	57	513	-	-	570

Shares issued for cash at $0.05 per share	50,000	5	2,495	-	-	2,500

Shares issued for website domain names at $0.001 per share	1,000,000	100	900	-	-	1,000

Shares issued for debt conversion at $0.001 per share	2,250,000	225	2,025	-	-	2,250

Stock options issued for services	-	-	12,000	-	-	12,000

Net loss for the year ended December 31, 2010	-	-	-	-	(80,926)	(80,926)

Balance, December 31, 2010	4,870,000	487	17,933	0	(97,249)	(78,829)

Shares issued for cash @ $0.10 per share	50,000	5	4,995	-	-	5,000

Shares issued for cash at $0.50 per share	5,000	1	2,499	-	-	2,500

Shares issued for cash @ $0.10 per share	50,000	5	4,995	-	-	5,000

Net loss for the three months ended March 31, 2011	-	-	-	-	(65,754)	(65,754)

Balance, March 31, 2011	4,975,000	$498	30,422	$0	$(163,003)	$(132,083)

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010
PERIOD FROM OCTOBER 13, 2008 (INCEPTION) TO MARCH 31, 2011

	Three months ended March 31, 2011	Three months ended March 31, 2010	Period from October 13, 2008 (inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(65,754)	$(1,414)	$(163,003)
Change in non-cash working capital items:
Increase (decrease) in accrued expenses and interest	27,069	(1,500)	77,258
Increase in accrued expenses – related parties	24,398	0	48,620
Increase in accrued interest – related party	1,799	249	3,754
NET CASH USED IN OPERATING ACTIVITIES	(12,488)	(2,665)	(33,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – shareholder	0	2,665	17,863
Proceeds from sales of common stock	12,500	0	15,670
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,500	2,665	33,533

NET INCREASE IN CASH	12	0	162

CASH, BEGINNING OF PERIOD	150	100	0
CASH, END OF PERIOD	$162	$100	$162

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION
Shares issued to acquire website domain names	$0	$0	$1,000
Issuance of note payable in connection with letter of intent to acquire Indian River Radiology, LLC	$0	$0	$100,000
Conversion of debt to common stock	$0	$0	$2,250
Stock options issued for future services and recorded as prepaid consulting	$0	$0	$12,000

See accompanying notes to financial statements.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $162 and $150 of cash as of March 31, 2011 and December 31, 2010, respectively.

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
MARCH 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 and $0 during the periods ended March 31, 2011 and 2010, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

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

NOTE 2 – PREPAID CONSULTING

On November 17, 2010, the Company granted 200,000 stock options for consulting services valued at $12,000.  The services had not occurred as of March 31, 2011 and the amount has been recorded as prepaid consulting. The options have an exercise price of $0.05 with 100,000 options expiring on November 17, 2011 and the remaining 100,000 options expiring on November 17, 2012.  The consulting expenses are expected to occur during 2011.

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

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011
NOTE 4 – WEBSITE DOMAIN NAMES

During the year ended March 31, 2011, the Company acquired two website domain names in exchange for 1,000,000 shares of common stock valued at $0.001 per share for a total amount of $1,000.  The domain names have an indefinite useful life and will be tested for impairment annually.  No impairment charge was taken during the year ended March 31, 2011.

NOTE 5 – ACCRUED EXPENSES

Accrued expenses and interest consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Accrued professional fees	$4,875	$11,375
Accrued wages and taxes	72,050	36,001
Accrued investment expenses	0	2,500
Accrued general and administrative expenses	333	313
Total accrued expenses	$77,258	$50,189

NOTE 6 – ACCRUED EXPENSES – RELATED PARTIES

Accrued expenses – related parties consisted of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Accrued consulting fees - shareholder	$30,000	$15,000
Accrued directors’ fees	18,000	9,000
Accrued shareholder expense reimbursement	620	222
Total accrued expenses	$48,620	$24,222

NOTE 7 – NOTES PAYABLE – SHAREHOLDERS

The Company has received various loans from Loftum, LLC totaling $17,863 as of March 31, 2011 and December 31, 2010.  The notes are unsecured, due on demand and bear interest at the rate of 8%.  Loftum, LLC is a shareholder of the Company. Interest expense was $352 for the three months ended March 31, 2011. The balance due to the shareholder was $17,863 as of March 31, 2011. Accrued interest on this note was $2,308 and $1,955 as of March 31, 2011 and December 31, 2010, respectively.

Additionally, on December 1, 2010, the Company acquired a letter of intent from ACE Diagnostics, LLC. ACE Diagnostics is a shareholder of the Company.  The letter of intent required a note be issued in the amount of $100,000. The loan is unsecured, bears 6% interest beginning on January 1, 2011, and is due on demand. On December 20, 2010, the Company converted $2,250 of the note to 2,250,000 shares of common stock.  The balance due to the shareholder was $97,750 as of March 31, 2011 and December 31, 2010. Interest expense for the three months ended March 31, 2011 was $1,446.  Accrued interest on this note was $1,446 at March 31, 2011.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

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

On January 10, 2011, the Company entered into a stock purchase agreement to acquire 100% of the issued and outstanding stock of Med-Tech Corporation in exchange for 1,500,000 shares of the Core’s common stock. On April 29, 2011, the agreement was canceled. The shares were never issued and shall not be issued.  See Note 12.

During the three months ended March 31, 2011, the Company sold 105,000 shares of its common stock at prices ranging from $0.10 to $0.50 per share.

There were 4,975,000 shares of common stock outstanding as of March 31, 2011. There are no shares of preferred stock outstanding as of March 31, 2011.

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

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 – INCOME TAXES

For the period ended March 31, 2011, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $163,000 at March 31, 2011, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following as of March 31, 2011 and 2010:

	2011	2010
Federal income tax benefit attributable to:
Current operations	$22,356	$481
Less: valuation allowance	(22,356)	(481)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31, 2011 and December 31, 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$55,421	$33,057
Valuation allowance	(55,421)	(33,057)
Net deferred tax asset	$0	$0

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

NOTE 12 – SUBSEQUENT EVENTS

On January 10, 2011, Core Health Care Network, Inc. (“CORE”) and Med-Tech, Inc. (“Med-Tech”) (collectively, “the Parties”) entered into the Stock Purchase Agreement (the “Agreement”) where Core acquired 100% of the stock of Med-Tech. The transaction closed on February 12, 2011. On April 29, 2011, the same parties entered into a Rescission Agreement in the which they agreed to rescind, annul and abrogate the Agreement and make it void from its inception. A copy of the Agreement is filed as an exhibit to this filing.

All Shares exchanged as consideration for the transaction have been returned to each Company. No money was exchanged. Core and Med-Tech makes no claim to any of the shares of returned.

CORE HEALTH CARE NETWORK, INC.
(FORMERLY MICKLAND, INC.)

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12 – SUBSEQUENT EVENTS (CONTINUED)

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2011 to May 15, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our 10-k  filed with the Securities and Exchange Commission on April 15, 2011 and our 8-k filed on May 5, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

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

Although we do not have any Business Combinations under consideration, we plan to own various specialty healthcare companies with a focus on diagnostic and preventive health products and services. The Healthcare sector, specifically the physician segment and ancillary services provide significant opportunity for the outsourcing of medical imaging and diagnostic services, information technology, billing, and practice management functions. In response to this demand Company plans to develop “CORE Health Care Network” that will consist of a) Diagnostic Testing Facilities; b)Healthcare Providers, mainly Primary Care Physicians in either solo practice or small practices of five (5) physicians or less; and c) Vendors of goods and services

Results of Operations for the Quarter ending March 31, 2011

Assets

Currently, we have $162 in cash and $12,000 pre-paid consulting services as our only assets.

Operating Expense

Total operating expenses for the three months ended March 31, 2011 were $63,955 compared to expenses for the period ended March 31, 2011 of $159,248 since inception and $1,165 for the three months ended March 31, 2010.

 Net Loss

Net loss for the three months ended March 31, 2011 was $(65,754) and $(1,414) for the three months ended March 31, 2010 compared to the period ended March 31, 2011 since inception of $(163,003).

Liquidity and Capital Resources

At March 31, 2011, we had $162 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10 Registration Statement. During the three months ended March 31, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission on July 6, 2009. During the three months ended March 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

PLAN OF OPERATION AND LIQUIDITY

In August, 2010, we changed our name from Mickland, Inc. to Core Health Network, Inc. However, this has not resulted in a Business Combination and Core Health Care Network was not a Target Business. With this name change, we also issued 1,500,000 shares of stock to our new officers and directors. Please see our 8-K filed on August 2, 2010.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period until we identify a Target Business and enter into a Business Combination, if ever. On February 22, 2011, we filed a Form 8-K announcing our merger with MedTech, Inc. However, it was later realized that the agreement may have been entered into under false pretenses on the behalf of the officer of MedTech. On May 5, 2011, we filed an 8-k with the Commission rescinding the agreement with MedTech.

In October, 2010, we officially entered into employment agreements with our Secretary and Treasurer, Pam McClanahan, at a rate of $3,500 per month. We also entered into an employment agreement with our President, Lewis Warren, at a rate of $7,500. Due to a lack of capital, neither individual has been paid and their payments are accruing as liabilities.

We also entered into a consulting agreement with FTH Group which is controlled by our board member, Mr. F. Tony Hosseini. FTH Group is assisting with development of the business and searching to a possible business combination. A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.  These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws.  As more fully described below under the heading “Form of acquisition; Opportunity for stockholder approval,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

On November 17, 2010, we entered into an agreement with Dr. H. Paul Hatten, who is also a shareholder of the Company, as a medical advisor. Dr. Hatten has received 200,000 exercisable at $0.05 per share for services valued at $12,000. 100,000 options expire on November 1, 2011 and the remaining options expire on November 17, 2012.

Transfer of Domains and Website Development.

Mr. Hosseini and Mr. Warren, in exchange for 500,000 shares each at $.0001 per share (total of $1,000), transferred two websites to the company for future company use and development. The websites are corehcn.com and corehealthtrack.com.

Assignment of Indian River Agreement.

On December 20, 2010, ACE Diagnostics, LLC (“ACE”), a company managed by our shareholder, F. Tony Hosseini, assigned their interest in a letter of intent between ACE and Indian River Radiology, Inc. (“Indian River”) for ACE to acquire Indian River. In exchange for the assignment and for the efforts put forth with the potential acquisition of ACE, the Company entered into a promissory note with ACE for $100,000 at a rate of 6% per annum. This note is due upon demand.

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

 Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive Officer and Chief Financial Officer as of March 31, 2011, and as of the date of this Report, have concluded that as of the end of the periods covered by this report, they have identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

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

Core Health Care Network, Inc.

Date: May 23, 2011	By:	/s/ Lewis C. Warren
President and Director
Name: Lewis C. Warren
(Principal Executive Officer)

Date: May 23, 2011	By:	/s/ Pamela McClanahan
Secretary, Treasurer ,and Chief Financial Officer
Name: Pamela McClanahan
(Principal Financial Officer, and Principal Accounting Officer)